Form 10-Q
period 2010-09-30
ABC Acquisition Corp 1505
filed 2010-11-15
CIK 1500768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

 TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54109

ABC ACQUISITION CORP 1505

 (Exact name of registrant as specified in its charter)

Nevada	27-2754169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Center Ave. Ste. 202 Bay City, MI 48708

(Address of principal executive offices)

(989) 891-0500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☒

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  No 

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer 	Accelerated Filer 

Non-accelerated Filer 	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒    No  

As of November 15, 2010, there were 3,400,000 shares of common stock, par value $0.0001, issued and outstanding.

ABC Acquisition Corp 1505

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

ABC ACQUISITION CORP 1505
(A Development Stage Company)
BALANCE SHEET
September 30, 2010

ASSETS

Current Assets:
Cash	$321
Total Current Assets	321

TOTAL ASSETS	$321

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$8,284
Total Current Liabilities	8,284

Other Current Liabilities:
Due to shareholder	1,625
Total Other Current Liabilities	1,625

Total Liabilities	9,909

Stockholders' Deficit:
Preferred Stock par value $0.0001; 100,000,000 shares authorized;
authorized; none issued and outstanding	-
Common Stock par value $0.0001; 400,000,000 shares authorized;	340
3,400,000 issued and outstanding on June 30, 2010
Additional Paid-In-Capital	29,970
Deficit accumulated during the development stage	(39,898)
Total Stockholders' Deficit	(9,588)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$321

The accompanying notes are an integral part of these financial statements.

3

ABC ACQUISITION CORP 1505
(A Development Stage Company)
STATEMENT OF OPERATIONS
FROM JUNE 1, 2010 (INCEPTION) TO SEPTEMBER 30, 2010

Operating Expenses:
General and administrative	$39,898
Total Operating Expenses	39,898

Loss Before Income Taxes	(39,898)
Income Tax Provision	-

Net Loss	$(39,898)

Loss Per Share:
Basic and Diluted	$-

Weighted Average Shares Outstanding:
Basic and Diluted	3,400,000

The accompanying notes are an integral part of these financial statements.

ABC ACQUISITION CORP 1505
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
FROM JUNE 1, 2010 (INCEPTION) TO SEPTEMBER 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
NetLoss	$(39,898)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable	8,284
Net Cash Used In Operating Activities	(31,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	1,625
Proceeds from sale of common stock	30,310

Net Cash Provided by Financing Activities	31,935

NET INCREASE IN CASH AND CASH EQUIVALENTS	321

CASH AND CASH EQUIVALENTS:
Beginning of the Period	-

End of the Period	$321

The accompanying notes are an integral part of these financial statements.

ABC ACQUISITION CORP 1505

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

ABC Acquisition Corp 1505 (the “Company”) was incorporated on June 1, 2010 in the state of Nevada.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

At September 30, 2010, the Company has not yet commenced any operations.  All activity from June 1, 2010 (Date of Inception) through September 30, 2010 relates to the Company’s formation and the pending registration statement described below.

NOTE 1 - NATURE OF BUSINESS (continued)

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company had a net loss of $39,898 from inception and has a working capital and stockholders’ deficiency of $9,588  at September 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain funding from its principal stockholder and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fiscal Year End

The Company has a fiscal year ending on December 31.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of both common and preferred stock outstanding for the period.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material affect on the accompanying financial statements.

NOTE 3 - STOCKHOLDER’S EQUITY

On June 2, 2010, the Company issued 3,100,000 shares of common stock at par value of $0.0001 to the founder of the corporation, for a total consideration of $310.

On July 1, 2010, the company issued 300,000 shares at $0.10 per share to various investors for total proceeds of $30,000.

NOTE 4 INCOME TAX

At September 30, 2010, deferred tax assets consist of:		0
Net operating loss carry forward	$
Start-up costs capitalized for tax purposes		39,898
Gross deferred tax assets		39,898
Valuation allowance		(39,898)
Net deferred tax assets		$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $39,898 during 2010.

The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the valuation allowance for deferred income tax assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

                Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

                ABC Acquisition Corp 1505 (“we”, “us”, “our”, the "Company") was incorporated in the State of Nevada on June 1, 2010.  Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. On July 1, 2010, five outside investors, MPKB Holdings Corp, Allison Carnegie, Whispering Pines Development Corp, Derek Corp, and Nyx Management S.A. (individually, an “Investor” and collectively, the “Investors”), invested funds in us in exchange for shares of our Common Stock.  For a purchase price of $6,000 at $0.10 per share, each Investor received 60,000 shares of our Common Stock.  In total, we issued 300,000 shares of our Common Stock and received $30,000 in funds from the Investors.  The shares issued to the Investors, however, will be restricted until after a merger target has been identified and the merger has been completed.   At this time, all initial financing has been funded by the Investors and our sole officer and director, Mr. Nitin Amersey.  Mr. Amersey currently holds 3,100,000 shares of our common stock.

            We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on September 7, 2010, and since its effectiveness, our principal objective for the next 12 months and beyond has been to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses (a “Business Transaction”).

We are currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We do not intend to undertake any effort to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a Business Transaction. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

It is our goal to achieve long-term growth potential through a Business Transaction rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  As of this date we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential Business Transaction candidates regarding business opportunities for the Company.

Plan of Operations

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a Business Transaction may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Liquidity and Capital Resources

                We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short term earnings.

                We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, our sole officer and director, Mr. Nitin Amersey, or other investors.  We anticipate that the Company’s current assets, in addition to funds already received from investors, will be sufficient to meet the costs necessary to investigate and analyze potential business combinations.  Outside of the Investors we secured on July 1, 2010 (as described in greater detail in the Overview paragraph of Item 2), we have not identified any additional funding sources for investigating and analyzing business combinations nor have we developed a plan for funding if our current assets and funds prove inadequate.

                During the next 12 months we anticipate incurring costs related to:

(i)                   filing of Exchange Act reports, and

(ii)                 consummating an acquisition.

                We anticipate we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, our sole officer and director, Mr. Nitin Amersey, or other investors.

Inflation

                Because we have no current income producing operations, neither inflation nor changing prices have had an impact on our net sales, revenues, and income from continuing operations.

Off-Balance Sheet Arrangements

                We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

                 We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

(b) Changes in internal control over financial reporting.

                There was no change in our internal control over financial reporting during the quarterly period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings.

                There are no legal proceedings that have occurred within the past five years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 1A.  Risk Factors.

                As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

                On July 1, 2010, the Investors (as defined in Part I, Item 2 herein) agreed to invest funds in our Company in exchange for shares or our Common Stock.  For a purchase price of $6,000 at $0.10 per share, each Investor received 60,000 shares of our Common Stock.  In total, we issued 300,000 shares of our common stock and received $30,000 in funds.  We sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Use of Proceeds

                We intend that the net proceeds from the sale of our securities will be used for the consummation of a Business Transaction, legal and accounting fees, and other general corporate purposes.

Affiliated Purchases of Common Stock

            The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the quarterly period ended September 30, 2010.

Period Covered	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2010	0	$0.00	—	—
August 1-31, 2010	0	0.00	—	—
September 1-30, 2010	0	0.00	—	—
Total	0	0.00	—	—

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  (Removed and Reserved).

 Item 5.  Other Information.

                Not applicable.

Item 6. Exhibits.

                                                                                INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABC Acquisition Corp 1505

Dated: November 15, 2010	By:	/s/ Nitin Amersey
Nitin Amersey
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director

