Form 10-K
period 2010-12-31
AZAZ Capital Corp.
filed 2011-04-08
CIK 1500768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]         Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number:  000-54109

AZAZ CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-2754169
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

300 Center Ave. Ste. 202 Bay City, MI 48708

 (Address of Principal Executive Offices)(Zip Code)

(989) 391-5173

(Registrant’s telephone number, including area code)

ABC Acquisition Corp 1505

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    ☐          No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐          No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒          No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes    ☐          No     ☒

As of April 8, 2011, the registrant had 205,941,175 shares of Common Stock, $0.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 8, 2011.

NO DOCUMENTS INCORPORATED BY REFERENCE

AZAZ CAPITAL CORP.

2010 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2010 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.  If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1.	BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Azaz Capital Corp.

(a)	Corporate History and Background.

We were incorporated in the State of Nevada on June 1, 2010.  Prior to the acquisition transaction described below in this Item 1, our business purpose was to seek the acquisition of or merger with, an existing private company.  Accordingly, we were engaged in organizational efforts in order to put us in a position where we could seek to target and eventually acquire an existing private company.

On January 21, 2011, we entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Azaz Capital Corp., a corporation organized pursuant to the federal laws of Canada (“Azaz”), and  its shareholders, pursuant to which we acquired 100% of the issued and outstanding shares of common stock of Azaz in exchange for the issuance of 150,000,000 shares of our common stock, par value $0.0001, which, immediately after the consummation of the transactions contemplated by the Share Exchange Agreement, constitutes 98% of our issued and outstanding capital stock.

As a result of the transactions effected by the Share Exchange Agreement, (i) Azaz became a wholly-owned subsidiary of ours (ii) the business of Azaz became our sole business, and (iii) there was a change of control whereby the former shareholders of Azaz now own a controlling 98% ownership interest in the Company.

Azaz was incorporated in Canada on November 15, 2007 under the name CGrowth Capital Corp. CGrowth Capital Corp. was renamed Azaz Capital Corp. on September 21, 2010.  Azaz is a development stage company whose principal line of business is in the securities investment and financial consulting sectors.  More specifically, Azaz is a financial consulting and investment banking company that engages in the trading of public company shares and the foreign exchange currency markets and also assists small private and public companies with their operational and financing needs.

Please note that, except as otherwise indicated, the information hereinafter provided in this Form 10-K relates to the combined enterprises of Azaz and the Company.

(b)  Business of Issuer.

Business Overview

As we are a development stage company, we have commenced only limited operations and have earned limited revenues.  Going forward, we intend to devote substantially all of our efforts on establishing our business plan and continuing to grow our operations in the securities investment and financial consulting sectors.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

Employees

We presently have no employees apart from our officers and directors, Mr. Alex Zukovs, Mr. Nitin Amersey, Mr. Raymond DeBleu, Ms. Evgenia McLean, and Mr. Robert Weber. We expect no significant changes in the number of our employees in the next twelve (12) months.

Competition

The securities investment and financial consulting sectors in which we are engaged is intensely competitive and we will face the same challenges as other start-up and established companies within this sector. Virtually all of competitors have substantially greater financial, personnel, development, marketing and other resources than those possessed by the Company, which places us at a definite competitive disadvantage. Our main competitors will have substantially larger investment portfolios and also greater investment diversification in most cases.

We also must compete with numerous small companies such as ours. We also expect to encounter additional competitors emerging from time to time. We plan to compete primarily through strategic investments.

There is no assurance we will be able to compete successfully against current or future competitors or that the competitive pressures expected to be faced by us will not harm our business materially.

Government Regulation and Standards

We are not specifically aware at this time of any existing or probable government regulations that might affect the operation of our business.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Reports to Security Holders

We will be a reporting company and will comply with the requirements of the Exchange Act.  We will file quarterly and annual reports and other information with the SEC, and we will send a copy of our annual report together with audited consolidated financial statements to each of our shareholders.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in our Company is highly speculative in nature and involves an extremely high degree of risk.

We are a development stage company with a limited operating history and may never be able to effectuate our business plan or achieve sufficient revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in a development stage company.  In particular, potential investors should be aware that we have not proven that we can:

•	raise sufficient capital in the public and/or private markets;

•	have access to a line of credit in the institutional lending marketplace for the expansion of our business;

•	respond effectively to competitive pressures; or

•	recruit and build a management team to accomplish our business plan.

Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving significant financial risk.

We have a limited track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our proposed business and operations are unproven as a limited operating history makes it difficult to evaluate the future prospects of our business. There is limited information at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Accordingly, we have a limited track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in marketing our services. As such, there is a substantial risk that we will not be successful in generating sufficient operating revenues or in achieving profitable operations, irrespective of competition.

The loss of Nitin Amersey, the Company’s sole officer, or our inability to recruit a suitable replacement may harm our business.

We will be highly dependent on Mr. Nitin Amersey for the management and operation of the Company. We do not maintain key man life insurance on Mr. Amersey. The loss of his services would have a material adverse effect on proposed business and operations. Competition for senior management, marketing and technical personnel in our industry and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for Mr. Amersey. In addition, if Mr. Amersey joins a competitor or forms a competing company, they may compete with us for business partners and other key professionals and staff members of our company. We compete for qualified personnel with other companies who are similar in nature to ours.  Intense competition for these personnel could cause our compensation cost to increase significantly, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of Mr. Amersey and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Due to the specified nature of our business, having certain key personnel is essential to the development of our business plan and thus to the entire business itself. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

If we are unable to obtain additional funding, our business operations will be harmed.

We will require additional funds to operate our business and address all necessary infrastructure concerns. We anticipate that we will require a minimum of $125,000 to fund our continued operations for the next twelve months. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

There is substantial doubt about our ability to continue as a going concern.

In their audit report with regard to our financial statements as of December 31, 2010 and for the period from inception through December 31, 2010, our independent registered public accountants have expressed an opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have limited cash resources and our sole officer may be unwilling or unable to loan or advance any additional funds to us, we believe that if we do not raise additional capital within the next 12 months in addition to the net proceeds from this offering, we may be required to suspend or cease the implementation of our business plan. As such we may have to cease operations and you could lose your entire investment. Accordingly, we may find it difficult or impossible to attract investors.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. We have historically relied on credit to fund our business and we need liquidity to pay our operating expenses. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

Our business and earnings could be negatively affected by adverse business and economic conditions.

Our business and earnings could be affected by general business and economic conditions in the U.S. and abroad.  General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the U.S. economy and the other economies in which we operate. The deterioration of any of these conditions could adversely affect the value of our assets, as well as our results of operations.

Economic conditions in the U.S. and abroad deteriorated significantly in 2008 and to a lesser extent in 2009 and 2010.  While there are early indications that these conditions are stabilizing, we do not expect them to significantly improve in the near future.  A protracted continuation or worsening of these difficult business or economic conditions would likely exacerbate the adverse effects on us.

Changes in financial or capital market conditions could cause our earnings and the value of our assets to decline.

Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a result, we are directly and indirectly affected by changes in market conditions. For example, changes in interest rates could adversely affect our principal transaction revenues and net interest profit (which we view together as our trading revenues), which could in turn affect our net earnings. Market risk is inherent in the financial instruments associated with our operations and activities including securities, derivatives, loans, deposits, short-term borrowings and long-term debt. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity and futures prices, changes in the implied volatility of interest rates, foreign exchange rates, credit spreads and price deterioration or changes in value due to changes in market perception or actual credit quality of either the issuer or its country of origin. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition. In addition, we also may incur significant unrealized gains or losses as a result of changes in our credit spreads or those of third parties, which may affect the fair value of derivative instruments and debt securities that we hold or issue.

Because new legislation, including the Sarbanes-Oxley Act of 2002, increases the cost of compliance with federal securities regulations as well as the risks of liability to officers and directors, we may find it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.  Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act and it is costly to remain in compliance with the federal securities regulations.  Additionally, we may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.  Significant costs incurred as a result of becoming a public company could divert the use of finances from our operations resulting in our inability to achieve profitability.

There is currently no trading market for our common stock, which will limit the ability of our stockholders to liquidate their investment.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock.

Our Articles of Incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our directors. Accordingly, our directors are empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Our common shares may be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

• that a broker or dealer approve a person’s account for transactions in penny stocks; and

• the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

• obtain financial information and investment experience objectives of the person; and

• make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

• sets forth the basis on which the broker or dealer made the suitability determination; and

• that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not presently intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

For the indefinite future, we intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

You should consider the United States federal income tax consequences of owning our securities.

There are risks associated with the United States federal income tax consequences of owning our common stock. Because the tax consequences of owning our common stock are complex and certain tax consequences may differ depending on the holder's particular tax circumstances, each potential investor should consult with and rely on its own tax advisor about the tax consequences. In addition, there can be no assurance that the United States federal income tax treatment currently applicable to owning our common stock will not be modified by legislative, administrative, or judicial action that may have a retroactive effect. No representation or warranty of any kind is made with respect to the acceptance by the Internal Revenue Service or any court of law regarding the treatment of any item of income, deduction, gain, loss or credit by an investor on its tax return

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past year concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4.  REMOVED AND RESERVED

PART II

 ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

Security Holders

As of April 8, 2011, there were 57 record holders of 205,941,175 shares of our common stock.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, capital requirements and financial conditions.  The payment of dividends, if any, will be within the sole discretion of our Board of Directors.  We presently intend to retain all earnings, if any, for use in our business operations.

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.

Common Stock

The authorized capital stock of our Company consists of 400,000,000 shares of Common Stock, par value $0.0001 per share, of which there are 204,900,000 issued and outstanding.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. Our stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. Our stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Preferred Stock, par value $0.0001 per share, with designations, rights and preferences including rights to dividend, liquidation, conversion, voting, or other rights determined from time to time by our Board of Directors, without shareholder approval.  Up to this point in time, we have not designated or issued any shares of Preferred Stock.

Recent Sales of Unregistered Securities

On February 28, 2011, the Company issued 8,700,000 shares of common stock to 1581358 Ontario Inc. (“1581358”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,350.00, owed by Azaz to 1581358.

On February 28, 2011, the Company issued 9,156,000 shares of common stock to Robert Isles (“Isles”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,578.00, owed by Azaz to Isles.

On February 28, 2011, the Company issued 7,400,000 shares of common stock to Roy Choi (“Choi”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $3,700.00, owed by Azaz to Choi.

On February 28, 2011, the Company issued 9,944,000 shares of common stock to FIX-I.T. (“FIX”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,972.00, owed by Azaz to FIX.

On February 28, 2011, the Company issued 6,600,000 shares of common stock to Lean Edge Consulting Services (“Lean Edge”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $3,300.00, owed by Azaz to Lean Edge.

On February 28, 2011, the Company issued 9,700,000 shares of common stock to John Solmes (“Solmes”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,850.00, owed by Azaz to Solmes.

The Company issued these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. The Company has not nor has any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

For all securities issued above, a legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  Liquidity and Capital Resources.

We are a development stage company focused on developing our business in the securities investment and financial consulting sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in the securities investment and financial consulting sectors. As we have commenced only limited operations, we have earned limited revenues.

As of April 8, 2011, we had cash on hand of $93,863.54 and current liabilities of $43,341.00.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We anticipate that we will require a minimum of $125,000 to fund our continued operations for the next twelve months. Of the $125,000, we anticipate that we will spend $50,000 on legal fees, $20,000 on auditor fees, $10,000 on transfer agent fees, $18,000 for the use of an office, $15,000 on outside consultants and $12,000 for general office use.

We have incurred losses since inception and our ability to continue as a going‑concern depends upon our ability to develop profitable operations and to continue to raise adequate financing.  We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

                There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

(b)  Results of operations.

As we have not commenced material operations at this time, we do not have any results of operation to report.

(c)  Off-balance sheet arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

(d)  Inflation.

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

(e)  Quantitative and Qualitative disclosures About Market Risk.

We do not have any market risk sensitive instruments at this moment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ABC Acquisition Corp 1505

We have audited the accompanying balance sheet of ABC Acquisition Corp 1505 as of December 31, 2010, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the period from date of inception (June 1, 2010) through December 31, 2010. ABC Acquisition Corp 1505’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABC Acquisition Corp 1505 as of December 31, 2010, and the results of its operations and its cash flows for period from date of (June 1, 2010) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

DNTW Chartered Accountants, LLP
Markham, Ontario, Canada
March 31, 2011

ABC ACQUISITION CORP 1505
(A Development Stage Company)
BALANCE SHEET
December 31, 2010

ASSETS

Current Assets:
Cash	$321
Total Current Assets	321

TOTAL ASSETS	$321

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$11,314
Total Current Liabilities	11,314

Other Current Liabilities:
Due to shareholder/officer	2,225
Total Other Current Liabilities	2,225

Total Liabilities	13,539

Stockholders' Deficit:
Preferred Stock par value $0.0001; 100,000,000 shares authorized;
authorized; none issued and outstanding	-
Common Stock par value $0.0001; 400,000,000 shares authorized;	340
3,400,000 issued and outstanding
Additional Paid-In-Capital	29,970
Deficit accumulated during the development stage	(43,528)
Total Stockholders' Deficit	(13,218)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$321

The accompanying notes are an integral part of these financial statements.

ABC ACQUISITION CORP 1505
(A Development Stage Company)
STATEMENT OF OPERATIONS
FROM JUNE 1, 2010 (INCEPTION) TO DECEMBER 31, 2010

Operating Expenses:
General and administrative	$(43,528)
Total Operating Expenses	(43,528)

Loss Before Income Taxes	43,528
Income Tax Provision	-

Net Loss	$43,528

Earnings (Loss) Per Share:
Basic and Diluted	$(0.01)

Weighted Average Shares Outstanding:	3,350,000
Basic and Diluted

The accompanying notes are an integral part of these financial statements.

ABC ACQUISITION CORP 1505
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
FROM JUNE 1, 2010 (INCEPTION) TO December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(43,528)
Adjustments to reconcile net loss to net cash
used in operating activities:

Accounts payable	11,314
Net Cash Used In Operating Activities	(32,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder/officer	2,225
Proceeds from sale of common stock	30,310
Net Cash Provided by Financing Activities	32,535

NET INCREASE IN CASH AND CASH EQUIVALENTS	321

CASH AND CASH EQUIVALENTS:
Beginning of the Period	-

End of the Period	$321

The accompanying notes are an integral part of these financial statements.

ABC ACQUISITION CORP 1505
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM JUNE 1, 2010 (INCEPTION) TO DECEMBER 31, 2010

				Deficit
				Accumulated
				During the
	Common Stock		Additional Paid-In	Development
	Shares	Value	Capital	Stage	Total

Balance, June 1, 2010	-	$-	-	$-	$-

Issuance of Stock at $0.0001, June 1, 2010	3,100,000	310	-	-	310

Issuance of Stock at $0.10, July 1, 2010	300,000	30	$29,970		30,000

Net Loss	-	-	-	(43,528)	(43,528)

Balance, December 31, 2010	3,400,000	$340	$29,970	$(43,528)	$(13,218)

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

At December 31, 2010, the Company has not yet commenced any operations.  All activity from June 1, 2010 (Date of Inception) through December 31, 2010 relates to the Company’s formation and the pending registration statement.

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company had a net loss of $43,528 from inception and has a working capital and stockholder’s deficiency of $43,528 at December 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain funding from its principal stockholder and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

On June 4, 2010, the Company issued 3,100,000 shares of common stock at par value of $0.0001 to the founder of the corporation, for a total consideration of $310.

On July 1, 2010, the Company issues 300,000 shares of common stock at par value of $0.0001 to investors of the Company for a total consideration of $30,000.

NOTE 4 INCOME TAX

At December 31, 2010, deferred tax assets consist of:		0
Net operating loss carry forward	$
Start-up costs capitalized for tax purposes		43,528
Gross deferred tax assets		43,528
Valuation allowance		(43,528)
Net deferred tax assets		$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $43,528 during 2010.

The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the valuation allowance for deferred income tax assets.

NOTE 5 SUBSEQUENT EVENTS

On January 21, 2011, we entered into and closed a share exchange agreement with Azaz Capital Corp. in which we acquired 100% of the issued and outstanding shares of common stock of Azaz in exchange for the issuance of 150,000,000 shares or our common stock, par value $0.0001.

As a result of this transaction, Azaz became a wholly-owned subsidiary of ours.

On February 28, 2011, the Company issued 8,700,000 shares of common stock to 1581358 Ontario Inc. (“1581358”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,350.00, owed by Azaz to 1581358.

On February 28, 2011, the Company issued 9,156,000 shares of common stock to Robert Isles (“Isles”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,578.00, owed by Azaz to Isles.

On February 28, 2011, the Company issued 7,400,000 shares of common stock to Roy Choi (“Choi”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $3,700.00, owed by Azaz to Choi.

On February 28, 2011, the Company issued 9,944,000 shares of common stock to FIX-I.T. (“FIX”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,972.00, owed by Azaz to FIX.

On February 28, 2011, the Company issued 6,600,000 shares of common stock to Lean Edge Consulting Services (“Lean Edge”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $3,300.00, owed by Azaz to Lean Edge.

On February 28, 2011, the Company issued 9,700,000 shares of common stock to John Solmes (“Solmes”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,850.00, owed by Azaz to Solmes.

The Company issued these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At this time, we do not have any changes in and disagreements with accountants and financial disclosure to report.

ITEM 9A.  CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

                None.

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our current executive officers and directors and their ages are as follows:

Name Age Position Nitin Amersey 58 CEO, President, CFO, Secretary, Director Alex Zukovs 55 Director Raymond DeBleu 63 Director Evgenia McLean 53 Director Robert Weber 82 Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Nitin M. Amersey.

Nitin M. Amersey, age 58, has over thirty-six years of experience in international trade, marketing and corporate management. Since July 2009, Mr. Amersey has served as the managing member for Amersey Investments, LLC, a full-service management and consulting firm that assists small to medium-sized private companies wishing to go public. As the managing member of Amersey Investments, LLC, Mr. Amersey manages the company, and in a consultant role, advises a number of private companies in their efforts in becoming publicly traded.   Since October 2009, Mr. Amersey has served as CFO, Secretary, Treasurer, and Director of Trim Holding Group, a public company engaged in selling products in the Health Care sector.  Mr. Amersey, in his role as CFO, Secretary, Treasurer and Director, is responsible for managing the financial risks of the company and developing and implementing the business plan.

Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003.  Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman of Environmental Solutions Worldwide’s Board through January 2010.  Environmental Solutions Worldwide manufactures and markets a diverse line of proprietary catalytic emission conversion, control, and support products and technologies for the International Transportation, Construction, and Utility markets.  In addition to his service as a board member of Environmental Services Worldwide, Mr. Amersey, since 1978, has been Chairman of the Board of Directors of Scothalls Limited, a private trading firm.

Since 2001, Mr. Amersey has also served as President and CEO of Circletex Corp., a financial consulting management firm. As the President and CEO of Circletex Corp, Mr. Amersey manages the day to day affairs of the company and assists small to medium sized companies wishing to go public.  Additionally, Mr. Amersey has served as chairman of Midas Touch Global Media Corp., a company engaged in providing investment newsletters, from 2005 to the present.  Since 2007, Mr. Amersey has served as the Chairman of Hudson Engineering Industries Pvt. Ltd., a private distribution company domiciled in India.  Additionally, since April 2010, Mr. Amersey has served as the Chairman of Trueskills Energen Pvt. Ltd., a private wind energy consulting firm domiciled in India.

From July 10, 2009 to June 1, 2010, Mr. Amersey was the sole officer and director of Bio-Carbon Systems International Inc. f/k/a ABC Acquisition Corp 1501, a former blank check company, now development stage company, engaged in the carbon trading, carbon sequestration, and greenhouse emission control business.  Bio-Carbon Systems International, Inc. is a reporting company with a class of securities registered pursuant to section 12 of the Exchange Act.

From April 2010 to March 2011, Mr. Amersey was the sole officer and director of ABC Acquisition Corp 1502, a former blank check company now engaged in business in the bio-medical field.

From 2003 to 2006 Mr. Amersey was Chairman of the Board of Directors for RMD Entertainment Group, a public company engaged in the research and development of advanced broadband technology. During the same period, Mr. Amersey served as the Chairman of the Board of Directors for Wide E-Convergence Technology America Corp., a provider of e-learning software.

None of the aforementioned companies are parents, subsidiaries, or affiliates of Azaz Capital Corp.

Mr. Amersey has a Master of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio.  He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director’s Institute.

Mr. Amersey is a control person of Bay City Transfer Agency & Registrar, Inc. as Mr. Amersey owns 100% of the issued and outstanding shares of its common stock and is also its sole officer and director.  Moreover, Bay City Transfer Agency & Registrar, Inc. currently rents space from Amersey Investments, LLC, the company which Mr. Amersey is the managing member of.

Alex Zukovs.

Alex Zukovs, age 55, has over twenty years of experience in financial consulting and corporate management.  Since November, 2007, Mr. Zukovs has served as the President for Azaz Capital Corp., a development stage financial advisory and investment banking company that engages in the trading of public company shares and the foreign exchange currency markets and also assists small private and public companies with their operational and financing needs.

In January, 1975, Mr. Zukovs, joined the Ontario Government as an accounts receivable clerk and worked his way up over the next ten years to Manager, Financial Consulting Services, Financial Services Branch for the Ministry of Education.  In June, 1985, Mr. Zukovs left the Ontario Government to become a self employed financial consultant assisting small private companies with their operational requirements.  In 1987, Mr. Zukovs directed his expertise to Canadian public companies and for the next six years, Mr. Zukovs provided consulting services and held a number of officer and director positions in these companies, at times in multiple companies at the same time.

Mr. Zukovs served as a director and President of Equus Industries Inc., a manufacturer and distributor of thermostatic home heat vents called the Smartvent.  Mr. Zukovs served as a director and President of Eros Entertainment Inc., a film company that, during his tenure, won the 1993 Emmy for Outstanding Children’s Program called Beethoven Lives Upstairs.  Mr. Zukovs served as a director and President of Caratel Inc., an off-site provider of office and communication services.  Mr. Zukovs served as a director and President of Foodquest Inc., a food company that made and delivered pizzas.  Mr. Zukovs served as a director and President of Raider Ventures Inc., an investment and merchant banking company.  Mr. Zukovs served as a director and Vice President Finance of NRT Industries Inc., a design company that designed one of the first plastic boat propellers.  Mr. Zukovs served as a director and President of New Directions Inc., a multi level marketing company that sold shampoos and conditioners which enhanced hair growth.

In March, 1993, Mr. Zukovs founded Cazgeld Capital Corp., an investment banking and public relations company and resigned from his public company officer and director functions.  Through Cazgeld Capital Corp., Mr. Zukovs` focus turned to the mining and technology sectors where he consulted to a number of small to medium size public companies.

Raymond DeBleu.

Raymond Debleu, age 63, is President of Barrons Financial Group in Toronto, Canada, and is actively involved in the ownership and management of its affiliated companies that specialize in healthcare, third party group insurance administration, tax and estate planning, and outsourcing of IT operations. His latest endeavour, ibenefitRx.com, is designed to take advantage of the healthcare issues facing Americans and is indicative of his ability to search out unique business opportunities in the market.

Mr. DeBleu commenced his career in the insurance industry with Travelers Canada in 1973, rising to a senior management position responsible for both group and pension plan marketing prior to the company being sold. In this position, he managed the Canada wide distribution force while developing and implementing the strategic plan for the Group Department as well as headed up the company task force on Multi-line marketing across the departments. Then, for a number of years he consulted to the group insurance industry in Canada on distribution strategy and product design. In 1991, Mr. DeBleu joined one of his clients, Laurentian Imperial, as VP of Marketing where he launched the industry acclaimed Preferred Producer Program for both group insurance and pension producers.

With the sale of Laurentian Imperial to Desjardins, in June, 1994, Mr. DeBleu became the Canadian president of Consolidated Group, a large U.S. based third party insurance outsourcer of administration services. He was responsible for designing and implementing the business plan. While the Canadian operations under Mr. DeBleu’s management was on target to reach its objectives, due to unforeseen circumstances in the U.S., the company withdrew from Canada as of January, 1996.

Mr. DeBleu’s entrepreneurial interests drew him to become one of the initial founders of Altima Dental Canada Inc., the largest network of owned and operated dental clinics in Canada where he assumed the responsibilities of business development and insurance company negotiations. On behalf of Altima, he was successful in signing contracts with major insurers that represented more than 60% of the insured dental market in Canada. With an initial start-up investment from the largest labour sponsored venture capital fund in Canada, Altima has gone on to become the premiere network of dental clinics in Canada.

In 2002, Mr. DeBleu relinquished his responsibilities with Altima and established Barrons Financial Group, a financial services company targeting high net worth clients for estate planning, tax advice, and financial planning. Under the Barrons umbrella, Mr. DeBleu subsequently started Barrons Financial Benefit Administration Ltd., a company offering third party administration of employee benefit plans, as well as The Health Plan Inc., one of Canada’s leading third party administration companies managing Private Health Services Plans under the Income Tax Act.

None of the aforementioned companies are parents, subsidiaries, or affiliates of Azaz Capital Corp.

Mr. DeBleu’s ability to source opportunities and to oversee start-up operations has also led him into the IT arena, where Barrons Internet Solutions is experiencing significant year-over-year growth. Mr. DeBleu is responsible for the business strategy and growth of the company as well as building brand recognition for Barrons.

Evgenia McLean.

Ev McLean, age 53, has over thirty of experience in the investment industry. Since March 2009, Ms. McLean has served as a consultant for Investors Group Financial Services.  Investors Group, founded in 1926, is a national leader in delivering personalized financial solutions to Canadians.  As a consultant, Ms. McLean has a strong commitment to building long-term client relationships by providing comprehensive financial planning advice and services including investment, retirement, estate, and tax planning.

From May 2007 to May 2008, Ms. McLean was a trader for Lowen, Ondaatje, McCutcheon Securities & Company.  LOM is an independent research-based institutional equity firm in Canada.  Loewen provides objective research, value-added financing ideas with institutional sales, trading and investment banking, focusing exclusively on institutional investors around the globe for small and mid-capitalization companies.

Ms. McLean was Vice President of Asian Equities at BNP Paribas Securities in New York from December 2001 to April 2007.  BNP Paribas is an industry leader in banking and global finance.  As a sales trader, she spoke to clients on a daily basis with regard to trades done over night, market (stock specific and general) news, as well as BNP’s Asian IPOs.

From December 1999 to March 2001, Ms. McLean was Assistant Vice-President, International Equity Trading for Sceptre Investment Counsel (now Fiera Sceptre).  Sceptre was a leading independent Canadian money-management firm, offering balanced and specialized mandates for its institutional clients as well as high net worth individuals.  Ms. McLean liased daily with the portfolio managers and handled all international equity trading.

In 1999, Ms. McLean became a Chartered Financial charter holder and is a member of the CFA Institute and the Toronto CFA Society.

Ms. McLean is a director of Kew Gardens Tennis Club since October, 2008.  Kew is a not-for-profit organization and is one of Toronto’s largest community tennis clubs.

None of the aforementioned companies are parents, subsidiaries, or affiliates of Azaz Capital Corp.

Robert Weber.

Robert J. Weber, age 82, has over fifty years of experience in manufacturing, sales and corporate development within the ranks of senior corporate management.  Mr. Weber has served as senior officer and  director of several public and private companies involved in mergers and acquisitions. Most recently Mr. Weber has acted in an advisory capacity while providing general consulting services to private Canadian Companies, ie , Inoventive Corporation, a media and advertising firm.  He also consulted on behalf of Phillips Roof The World Corp, a third world housing development company.

From 1987 through 2000, Mr. Weber was Vice-President and Director of several small-cap, publicly traded start-up companies.  As an officer and director he assumed “hands on” general management and Chief Operations Officer responsibilities including corporate planning, product development, sales and marketing.  The list of these public companies include NRT Inc., a plastic propeller development firm, Eros Financial Inc, an investment banker, Consumer General Inc, a consumer product company and Cong Inc, a children’s indoor playground company.

From 1983 to 1987, Mr. Weber, along with several partners founded Aristo-Raffles Pet Foods Inc. located in Franklin Centre Quebec, a suburb of Montreal.  Assuming the position of President, CEO and as a major shareholder he was responsible for funding through commercial banking, provincial grants and federal loans.  He also assumed the sales and marketing functions for the newly formed pet food company creating product distribution throughout the Province of Quebec.

In 1955 Mr. Weber began his corporate career with The Del Monte Corporation in Rochelle, Illinois. After serving in several middle management positions he was transferred to Burlington, Ontario where he assumed the position of Plant Manager of Del Monte (Canadian Canners Ltd) first can manufacturing facility in Canada.  In 1972 he moved to Del Monte’s Canadian head office in Hamilton, Ontario.  As a career executive he served in the newly formed position as Vice-President of several Del Monte subsidiary companies in Canada, including Duncan Litho, Hamilton, Ontario, Canners Machinery Ltd, Simcoe, Ontario and Can Manufacturing facilities in Burlington and Simcoe, Ontario.  As COO and director of this newly formed division, he assumed full responsibility for the strategic planning, manufacturing, sales, marketing, distribution and product development for each individual Del Monte business unit.  Supported by a strong Canadian team he grew the can manufacturing and sales business unit from a $5,000,000 “captive business” to over a $100,000,000 commercial enterprise within ten years.

Mr, Weber has a Bachelor of Science Degree in Biology from Northern Illinois University and a Master of Science Degree in Biology from Northern Illinois University. Mr. Weber is currently on the board of directors at Fairwood Place West, a non-profit. privately owned condominium corporation.

None of the aforementioned companies are parents, subsidiaries, or affiliates of Azaz Capital Corp.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Significant Employees

None

Family Relationships

None

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION

Our officers and directors have not received any cash remuneration since inception.  No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by our Company for the benefit of our employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Alex Zukovs (1) 876 Parkland Ave. Mississauga, Ontario, Canada L5H 3H1	48,922,500	23.9%

Ruth Zukovs (2) 876 Parkland Ave. Mississauga, Ontario, Canada L5H 3H1	48,922,500	23.9%

International Forex Group Inc. 481 Brookdale Ave. Toronto, Ontario, Canada M5M 1R8	15,000,000	7.3%

Nitin Amersey (1) 300 Center Ave. Suite 202 Bay City, MI 48708	3,100,000	1.5%

Robert Weber (1) 106 Fairwood Pl. W. Burlington, ON, Canada M5M 1R8	3,000,000	1.5%

Evgenia McLean (1) 39 Hastings Avenue Toronto, ON, Canada L5H 4E5	750,000	0.4%

Raymond DeBleu (1) 2029 St. Andrews Place Mississauga, ON, Canada L5H 4E5	750,000	0.4%

All officers, directors, and beneficial owners as a group	120,445,000	58.9%

(1)     The person listed is an officer and/or director of the Company

(2)     Ruth Zukovs is the spouse of Alex Zukovs

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We utilize the office space and equipment of Mr. Nitin Amersey and Mr. Alex Zukovs at no cost.  We estimate such amounts to be immaterial.

On June 4, 2010 we issued 3,100,000 restricted shares of our Common Stock to Nitin Amersey, our sole officer and director, in consideration for $310 cash, which was used for incorporation fees, annual resident agent fees in the State of Nevada, accounting fees and developing our business concept and plan.  All shares were considered issued at their par value ($0.0001 per share).

As of September 30, 2010, Mr. Alex Zukovs has loaned Azaz $3,222. This loan amount is non-interest bearing, unsecured and due on demand.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-X.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by DNTW Chartered Accountants, LLP, the Company’s independent registered public accounting firm, for fiscal years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees (1)	$2,000	$-
Audit Related Fees (2)	-
Tax Fees (3)	-	-
All Other Fees (4)
Total Fees paid to auditor	$2,000	$-

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2010 and 2009.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           1.             The information required by this item is included in Item 8 of Part II of this annual report.

2.             The information required by this item is included in Item 8 of Part II of this annual report.

3.             Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(b)           Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)           Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*	Share Exchange Agreement, by and among ABC Acquisition Corp 1505, Azaz Capital Corp., and its shareholders, entered into on January 21, 2011.
3.1*	Articles of Incorporation.
3.2*	Certificate of Amendment to Articles of Incorporation.
3.3*	By-Laws.
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Azaz Capital Corp.

Dated: April 8, 2011	By:	/s/ Nitin Amersey
Nitin Amersey
CEO, President, CFO, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Nitin Amersey	President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Secretary, and Director	April 8, 2011
Nitin Amersey
/s/ Alex Zukovs	Director	April 8, 2011
Alex Zukovs
/s/ Raymond DeBleu	Director	April 8, 2011
Raymond DeBleu
/s/ Evgenia McLean	Director	April 8, 2011
Evgenia McLean
/s/ Robert Weber	Director	April 8, 2011
Robert Weber