Form 10-Q
period 2011-03-31
AZAZ Capital Corp.
filed 2011-05-23
CIK 1500768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54109

AZAZ CAPITAL CORP.

 (Exact name of registrant as specified in its charter)

Nevada	27-2754169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Center Ave. Suite 202 Bay City, MI 48708

(Address of principal executive offices)

(989) 391-5173

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 23, 2011, there were 205,941,175 shares of common stock, par value $0.0001, issued and outstanding.

AZAZ CAPITAL CORP.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

AZAZ CAPITAL CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2011

ASSETS

Current Assets:
Cash	$9,285
Accounts Receivable	20,000
Total Current Assets	29,285

Other Assets:
Investments - US	83,028

TOTAL ASSETS	$112,313

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$24,500
Total Current Liabilities	24,500

Other Current Liabilities:
Due to shareholder/officer	24,940
Total Other Current Liabilities	24,940

Total Liabilities	49,440

Stockholders' Deficit:
Preferred Stock par value $0.0001; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock par value $0.0001; 400,000,000 shares authorized;	341
205,941,175 issued and outstanding
Additional Paid-In-Capital	175,279
Deficit accumulated	(112,747)
Total Stockholders' Deficit	62,873

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$112,313

The accompanying notes are an integral part of these consolidated financial statements.

AZAZ CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FROM JANUARY 1, 2011 TO MARCH 31, 2011

Net Income
		36,759
Operating Expenses:
General and administrative		$10,276
Total Operating Expenses		10,276

Loss Before Income Taxes		(10,276)
Income Tax Provision		-

Net Income		$26,483

Earnings (Loss) Per Share:
Basic and Diluted	$

Weighted Average Shares Outstanding:
Basic and Diluted

The accompanying notes are an integral part of these consolidated financial statements.

AZAZ CAPITAL CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FROM JANUARY 1, 2011 TO MARCH 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$26,483
Adjustments to reconcile net loss to net cash
used in operating activities:

Accounts Receivable	(20,000)
Investments - US	(32,584)
Accounts Payable	(25,161)
Accounts Payable - USF	6,953
Loans Payable	(50,000)
Net Cash Used In Operating Activities	(94,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder/officer	20,000
Proceeds from sale of common stock	77,809
Net Cash Provided by Financing Activities	97,809

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,500

CASH AND CASH EQUIVALENTS:
Beginning of the Period	5,785

End of the Period	$9,285

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Azaz Capital Corp. (the “Company”) was incorporated on June 1, 2010 in the State of Nevada.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

Azaz was incorporated in Canada on November 15, 2007.  Azaz is a development stage company whose principal line of business is in the securities investment and financial consulting sectors.  More specifically, Azaz is a financial consulting and investment banking company that engages in the trading of public company shares and the foreign exchange currency markets and also assists small private and public companies with their operational and financing needs.

NOTE 2 – BASIS OF PRESENTATION

Statements are prepared in accordance with SEC rules for 10-Q.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Management has review and none apply

NOTE 4 - GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses since inception and the ability of the Consolidated Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these consolidated financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 5 - ADVANCES FROM STOCKHOLDER

The advances from stockholder were from a director and shareholder of the Company.  The amount as of March 31, 2011 of $24,940 is non‑interest bearing, unsecured and is due on demand.  The carrying value of the advances approximates the market value due to the short‑term maturity of the financial instruments.

NOTE 6 - CAPITAL STOCK

On January 21, 2011, we entered into and closed a share exchange agreement with Azaz in which we acquired 100% of the issued and outstanding shares of common stock of Azaz in exchange for the issuance of 150,000,000 shares or our common stock, par value $0.0001.

On February 28, 2011, the Company issued 8,700,000 shares of common stock to 1581358 Ontario Inc. (“1581358”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,350, owed by Azaz to 1581358.

On February 28, 2011, the Company issued 9,156,000 shares of common stock to Robert Isles (“Isles”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,578, owed by Azaz to Isles.

On February 28, 2011, the Company issued 7,400,000 shares of common stock to Roy Choi (“Choi”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $3,700, owed by Azaz to Choi.

On February 28, 2011, the Company issued 9,944,000 shares of common stock to FIX-I.T. (“FIX”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,972, owed by Azaz to FIX.

On February 28, 2011, the Company issued 6,600,000 shares of common stock to Lean Edge Consulting Services (“Lean Edge”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $3,300, owed by Azaz to Lean Edge.

On February 28, 2011, the Company issued 9,700,000 shares of common stock to John Solmes (“Solmes”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,850, owed by the subsidiary to Solmes.

On March 28, 2011, the Company issued 1,041,175 shares of common stock to Joe Rubini ("Rubini") in consideration for the complete payment and settlement of indebtedness, in an amount equal to $52,059, owed by the subsidiary to Rubini.

NOTE 7 – TRADE RECEIVABLES

The Company's accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.

NOTE 8 – REVENUE RECOGNITION

The Company recognizes income from consulting services over the life of the contract as the services are provided.

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

We were incorporated in the State of Nevada on June 1, 2010.  Prior to the acquisition transaction described below in this Item 2, our business purpose was to seek the acquisition of or merger with, an existing private company.  Accordingly, we were engaged in organizational efforts in order to put us in a position where we could seek to target and eventually acquire an existing private company.

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

(b)	Business of Issuer.

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

Liquidity and Capital Resources

We are a development stage company focused on developing our business in the securities investment and financial consulting sectors.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in the securities investment and financial consulting sectors. As we have commenced only limited operations, we have earned limited revenues.

As of May 23, 2011, we had cash on hand of $74,768 and current liabilities of $43,940.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Results of Operations

As we have not commenced material operations at this time, we do not have any results of operation to report.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation

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

Changes in internal control over financial reporting.

 There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

On January 21, 2011, we entered into and closed a share exchange agreement with Azaz in which we acquired 100% of the issued and outstanding shares of common stock of Azaz in exchange for the issuance of 150,000,000 shares of our common stock, par value $0.0001.

On February 28, 2011, the Company issued 8,700,000 shares of common stock to 1581358 Ontario Inc. (“1581358”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,350, owed by Azaz to 1581358.

On February 28, 2011, the Company issued 9,156,000 shares of common stock to Robert Isles (“Isles”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,578, owed by Azaz to Isles.

On February 28, 2011, the Company issued 7,400,000 shares of common stock to Roy Choi (“Choi”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $3,700, owed by Azaz to Choi.

On February 28, 2011, the Company issued 9,944,000 shares of common stock to FIX-I.T. (“FIX”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,972, owed by Azaz to FIX.

On February 28, 2011, the Company issued 6,600,000 shares of common stock to Lean Edge Consulting Services (“Lean Edge”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $3,300, owed by Azaz to Lean Edge.

On February 28, 2011, the Company issued 9,700,000 shares of common stock to John Solmes (“Solmes”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,850, owed by Azaz to Solmes.

                On March 28, 2011, the Company issued 1,041,175 shares of common stock to Joe Rubini ("Rubini") in consideration for the complete payment and settlement of indebtedness, in an amount equal to $52,059, owed by the subsidiary to Rubini.

The Company issued these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act.

(b)           Use of Proceeds.

                Not applicable.

(c)           Affiliated Purchases of Common Stock.

                None.

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

                None.

Item 6. Exhibits.

Exhibit Number	Description
2.1*	Share Exchange Agreement, by and among ABC Acquisition Corp 1505, Azaz, and its shareholders, entered into on January 21, 2011.
3.1*	Articles of Incorporation.
3.2*	Certificate of Amendment to Articles of Incorporation.
3.3*	By-Laws.
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Included in previously filed reporting documents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Azaz Capital Corp.

Dated: May 23, 2011	By:	/s/ Robert Weber
Robert Weber
President, Chief Executive Officer Chief Financial Officer Secretary, Treasurer, and Director