Form 10-Q/A
period 2011-03-31
AZAZ Capital Corp.
filed 2011-05-27
CIK 1500768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

As of May 27, 2011, there were 205,941,175 shares of common stock, par value $0.0001, issued and outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, of Azaz Capital Corp. (the “Company”), filed with the U.S. Securities and Exchange Commission on May 23, 2011 (the “Form 10-Q”) is to provide additional information and correct certain disclosures included in Part I, Items 2 and 4, and Part II, Item 2.

This Amendment No. 1 does not reflect events occurring after the original filing of the 10-Q except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

AZAZ CAPITAL CORP.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

AZAZ CAPITAL CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010
(Unaudited)

ASSETS
	March 31, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$95,744	$57,277
Accounts Receivable	20,580	-
Total Current Assets	116,324	57,277

TOTAL ASSETS	$116,324	$57,277

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$24,276	$42,878
Advances from stockholders	5,636	5,558
Advances from related party	20,580	-
Loan payable	-	50,270
Total Current Liabilities	50,492	98,706

Stockholders' Equity (Deficit):
Preferred Stock par value $0.0001; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock par value $0.0001; 400,000,000 shares authorized;
205,941,175 issued and outstanding	20,594	340
Additional Paid-In-Capital	82,090	18,535
Accumulated other comprehensive loss	(1,338)	(3,735)
Deficit accumulated during the development stage	(35,514)	(56,569)
Total Stockholders' Equity (Deficit)	65,832	(41,429)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$116,324	$57,277

The accompanying notes are an integral part of these consolidated financial statements.

AZAZ CAPITAL CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	For the period from inception (15 November 2007) to March 31, 2011
Revenue
Consulting	$22,323	$-	26,389
Realized gain on investments	16,988	669	31,614
	39,311	669	58,003
Operating Expenses:
General and administrative	16,036	1,105	90,562
Financial	2,220	140	2,955
Total Operating Expenses	18,256	1,246	93,517

Net earnings (loss)	$21,055	$(576)	(35,514)

Foreign currency translation	2,397	(89)	(1,338)
Comprehensive income (loss)	$23,452	$(665)	(36,852)

Earnings (Loss) Per Share:
Basic and Diluted	$0.00	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	152,195,817	3,100,000

The accompanying notes are an integral part of these consolidated financial statements.

AZAZ CAPITAL CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	For the period from inception (15 November 2007) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$21,055	$(576)	(35,514)
Adjustments to reconcile net earnings (loss) to net cash
used in operating activities:
Contributed services	6,000	-	38,092
Accrued interest	2,275	-	2,275
Gain on sale of investments	(2,403)	-	-
Changes in operating assets and liabilities:
Accounts Receivable	(22,094)	-	(20,580)
Accounts Payable	7,680	-	4,022
Net Cash Provided By (Used In) Operating Activities	12,513	(576)	(11,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	-	-	-
Proceeds on sale of short term investments	2,233	-	2,233
Net Cash Provided by Investing Activities	2,233	-	2,233

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	-	-	5,636
Advances from related party	20,518	-	20,580
Proceeds from loan payable	-	-	50,000
Proceeds from sale of common stock	-	-	30,310
Net Cash Provided by Financing Activities	20,518	-	106,526

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,203	(89)	(1,310)

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,467	(665)	95,744

CASH AND CASH EQUIVALENTS:
Beginning of the Period	57,277	6,782	-

End of the Period	$95,744	$6,117	95,744

Supplemental Cash Flow Information:
Interest paid	126	140	680
Income taxes paid	-	-	-
Common shares issued in settlement of accounts payable	25,756	-	25,756
Common shares issued in settlement of loan payable and accrued interest	52,059	-	52,059

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Azaz Capital Corp. (the “Company”) was incorporated on June 1, 2010 in the State of Nevada under the name ABC Acquisition Corp 1505.  The name of the Company was changed to Azaz Capital Corp on January 24, 2011.

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

The above transaction has been accounted for as a reverse merger (recapitalization) with the Company being deemed the legal acquirer and Azaz being deemed the accounting acquirer.  Accordingly, the historical financial information presented in the consolidated financial statements is that of Azaz (since November 15, 2007, the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.

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

NOTE 2 – BASIS OF PRESENTATION

The Company is a development stage company as defined by Accounting Standards Codification (“ASC”) 915, Accounting and Reporting by Development Stage Enterprise.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest‑bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

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

Securities Held for Trading

The Company's securities held for trading consist of trading security as defined by ASC 320‑10‑30 Investments ‑ Debt and Equity Securities.   In accordance with the provisions of ASC 320‑10‑30, trading securities are recorded at quoted market prices to determine fair value with the unrealized gains recorded in earnings.

Foreign Translation Adjustment

The accounts of the Company’s subsidiary, Azaz, were translated into United States dollars in accordance with the provisions of ASC 830‑10, Foreign Currency Translation.  In accordance with the provisions of ASC 830‑10, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740‑10, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Any estimates during the period have had an immaterial effect on earnings.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260‑10 Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the three months ended March 31, 2011 and 2010 and for the period from inception (November 15, 2007) to March 31, 2011.

Comprehensive Income

The Company follows ASC 220, Comprehensive Income. ASC 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of foreign currency translation adjustments.  ASC‑220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Fair Value Measurements

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and advances from stockholders and related party.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of March 31, 2011.

ASC 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Concentration of Credit Risk

ASC 825‑10‑50, Financial Instruments Disclosure, requires disclosure of any significant off‑balance‑sheet risk and credit risk concentration.  The Company does not have significant off‑balance‑sheet risk or credit concentration.  The Company maintains cash with major financial institutions.  From time to time, the Company may have funds on deposit with commercial banks that exceed federally insured limits.  Management does not consider this to be a significant risk.

Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

NOTE 5 - ADVANCES FROM STOCKHOLDERS

The advances from stockholders are non‑interest bearing, unsecured and is due on demand.  The carrying value of the advances approximates the market value due to the short‑term maturity of the financial instruments.

NOTE 6 – ADVANCES FROM RELATED PARTY

The advances from related party bear interest at 6% per annum, are unsecured and due on or before March 23, 2012.

NOTE 7 - CAPITAL STOCK

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

On February 28, 2011, the Company issued 9,700,000 shares of common stock to John Solmes (“Solmes”) in consideration for the complete payment and settlement of indebtedness, in an amount equal to $4,850, owed by the Azaz to Solmes.

On March 28, 2011, the Company issued 1,041,175 shares of common stock to Joe Rubini (“Rubini”) in consideration for the complete payment and settlement of a loan payable plus accrued interest, in an amount equal to $52,059, owned by Azaz to Rubini.

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

As of May 27, 2011, we had cash on hand of $75,642 and current liabilities of $43,940.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We anticipate that we will require a minimum of $125,000 to fund our continued operations for the next twelve months. Of the $125,000, we anticipate that we will spend $50,000 on legal fees, $20,000 on auditor fees, $10,000 on transfer agent fees, $18,000 for the use of an office, $15,000 on outside consultants and $12,000 for general office use.

Net cash provided by operating activities.  During the three months ended March 31, 2011, net cash provided by operating activities was $12,513.  The cash flow provided by operating activities in the three months ended March 31, 2011 was primarily the result of our consulting work and gains on investment activities.

Net cash provided by investing activities. During the three months ended March 31, 2011, net cash provided by investing activities was $2,233. The cash flow provided by investing activities in the three months ended March 31, 2011 was primarily due to the proceeds generated from the sale of our short term investments.

Net cash provided by financing activities. During the three months ended March 31, 2011, net cash provided by financing activities was $20,518.  This net cash provided by financing activities was due to advances to the Company from related parties.   These funds were deposited into a new foreign exchange trading account of Azaz.

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

Results of Operations

                For the three months ended March 31, 2011, our total revenue was $39,311. Of the $39,311 generated revenue, $22,322 was attributable to our consulting services performed and $16,988 was attributable to our realized gain on investments. During this period we generated consulting fees, our stock trading activities resulted in a return on investment in excess of 100% and our foreign exchange investment trading resulted in a return on investment in excess of 25%.

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-Q/A due to limited reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

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

On March 28, 2011, the Company issued 1,041,175 shares of common stock to Joe Rubini (“Rubini”) in consideration for the complete payment and settlement of a loan payable plus accrued interest, in an amount equal to $52,059, owned by Azaz to Rubini.

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

Azaz Capital Corp.

Dated: May 27, 2011	By:	/s/ Robert Weber
Robert Weber
President, Chief Executive Officer Chief Financial Officer Secretary, Treasurer, and Director