Form 10-Q
period 2011-06-30
AZAZ Capital Corp.
filed 2011-08-22
CIK 1500768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54109

AZAZ CAPITAL CORP.

 (Exact name of registrant as specified in its charter)

Nevada	27-2754169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7075 Gratiot Road, Suite One, Saginaw, MI 48609

(Address of principal executive offices)

(989) 391-5173

(Registrant’s telephone number, including area code)

300 Center Ave., Suite 202, Bay City, MI 48708

(Former name of former address, if changed since last report)

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

As of August 22, 2011, there were 205,941,175 shares of common stock, par value $0.0001, issued and outstanding.

AZAZ CAPITAL CORP.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

AZAZ CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$81,603	$57,277
Accounts receivable	20,736	-
Total Current Assets	102,339	57,277

TOTAL ASSETS	$102,339	$57,277

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$51,953	$42,878
Advances from stockholders	4,628	5,558
Loan payable	-	50,270
Total Current Liabilities	56,581	98,706

Stockholders' Equity (Deficit):
Preferred Stock par value $0.0001; 100,000,000 shares
authorized; none issued and outstanding	-	-
Common Stock par value $0.0001; 400,000,000 shares
authorized; 205,941,175 issued and outstanding	20,594	340
Additional paid-in capital	85,090	18,535
Accumulated other comprehensive loss	(3,926)	(3,735)
Accumulated deficit	(56,000)	(56,569)
Total Stockholders' Equity (Deficit)	45,758	(41,429)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$102,339	$57,277

The accompanying notes are an integral part of these consolidated financial statements.

AZAZ CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Revenue
Consulting	$-	$-	$22,323	$-
Realized gain on investments	11,395	731	28,383	1,400
Total Revenue	11,395	731	50,706	1,400

Operating Expenses:
General and administrative	36,195	6,468	52,231	7,573
Financial	124	-	2,344	140
Total Operating Expenses	36,319	6,468	54,575	7,713

Loss from Operations	(24,924)	(5,737)	(3,869)	(6,313)

Forgiveness of advances from related party	4,438	-	4,438	-
Net (Loss) Earnings	$(20,486)	$(5,737)	$569	$(6,313)

Foreign currency translation	(2,588)	-	(191)	(89)
Comprehensive Income (Loss)	$(23,074)	$(5,737)	$378	$(6,402)

Earnings (Loss) Per Share:
Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	205,941,175	3,100,000	179,216,964	3,100,000

The accompanying notes are an integral part of these consolidated financial statements.

AZAZ CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$569	$(6,313)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities
Contributed services	9,000
Accrued interest	2,275
Gain on sale of investments	(11,395)
Forgiveness of advances from related party	(4,438)
Changes in operating assets and liabilities:
Accounts receivable	(20,736)	-
Accounts payable	34,831	5,814
Proceeds from foreign exchange trading	11,395
Net Cash Provided By (Used In) Operating Activities	21,501	(499)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	(930)	-
Advances from related parties	4,438
Proceeds from issuance of common stock	-	310
Net Cash (Used In) Provided by Financing Activities	3,508	310

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(683)	(476)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,326	(665)

CASH AND CASH EQUIVALENTS:
Beginning of the Period	57,277	6,782

End of the Period	$81,603	$6,117

Supplemental Cash Flow Information:
Interest paid	250	140
Income taxes paid	-	-
Common shares issued in settlement of accounts payable	25,756	-
Common shares issued in settlement of loan payable and accrued interest	52,059	-

The accompanying notes are an integral part of these consolidated financial statements.

AZAZ CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

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

Azaz was incorporated in Canada on November 15, 2007.  Azaz’s principal line of business is in the securities investment and financial consulting sectors.  More specifically, Azaz is a financial consulting and investment banking company that engages in the trading of public company shares and the foreign exchange currency markets and also assists small private and public companies with their operational and financing needs.

NOTE 2 – BASIS OF PRESENTATION

Effective April 1, 2011, the Company determined that it has emerged from its development stage as is therefore no longer presenting development stage financial information as such.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Gains and losses on investments are earned primarily on trading foreign currencies. The Company recognizes gains and losses on a settlement date basis, when a position is closed.

Securities Held for Trading

The Company's securities held for trading consist of trading security as defined by ASC 320‑10‑30 Investments ‑ Debt and Equity Securities.   In accordance with the provisions of ASC 320‑10‑30, trading securities are recorded at quoted market prices to determine fair value with the unrealized gains recorded in earnings.

Foreign Translation Adjustment

The accounts of the Company’s subsidiary, Azaz, were translated into United States dollars in accordance with the provisions of ASC 830, Foreign Currency Translation.  In accordance with the provisions of ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260 Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the three months ended June 30, 2011 and 2010 and for the period from inception (November 15, 2007) to June 30, 2011.

Comprehensive Income

The Company follows ASC 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Fair Value Measurements

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and advances from stockholders.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of June 30, 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011 04, Fair Value Measurement (Topic 820), clarifying the existing measurement and  disclosure requirements and expanding the disclosure requirements for certain fair value measurements. This new standard would be effective for the Company in the first quarter of 2012. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011 05, Comprehensive Income (Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two consecutive statements of net income and other comprehensive income.  Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. This new standard would be effective for the Company in the first quarter of 2012. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

NOTE 4 - GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses since inception and the ability of the Consolidated Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is dependent upon its ability to generate such financing and increasing its ongoing revenue generation.

There can be no assurance that the Company will be able to continue to raise funds or increase its revenue, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these consolidated financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 5 - ADVANCES FROM STOCKHOLDERS

The advances from stockholders are non‑interest bearing, unsecured and are due on demand.  The carrying value of the advances approximates the market value due to the short‑term maturity of the financial instruments.

NOTE 6 - CAPITAL STOCK

On January 21, 2011, the Company entered into and closed a share exchange agreement with Azaz in which we acquired 100% of the issued and outstanding shares of common stock of Azaz in exchange for the issuance of 150,000,000 shares or our common stock, par value $0.0001.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The following transactions with related parties were in the normal course of operations and were measured at the exchange value, which is the amount of consideration established and agreed to by the parties.

On March 24, 2011, the Company received a loan of $20,000 CAD from a related company, Champagne Financial Corp. (“Champagne”), in order to use the funds for foreign currency trading. Champagne is related by virtue of common control by Azaz’s principal shareholder. This advance is unsecured, interest bearing at 6%, and due for repayment on or before March 23, 2012.

On May 3, 2011, the Company repaid $15,666 CAD to Champagne in full settlement of the $20,000 CAD loan it had previously received. The difference of $4,334 was forgiven by Champagne.

For the six months ended June 30, 2011, the Company received contributed services by its principal shareholder. These salaries have been valued at $1,000 per month and have been credited to Additional Paid-in Capital.

For the six months ended June 30, 2011, the Company received use of premises and computer equipment free of charge from Champagne.

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

Azaz was incorporated in Canada on November 15, 2007 under the name CGrowth Capital Corp. CGrowth Capital Corp. was renamed Azaz Capital Corp. on September 21, 2010.  Azaz conducts its business in the securities investment and financial consulting sectors.  More specifically, Azaz is a financial consulting and investment banking company that engages in the trading of public company shares and the foreign exchange currency markets and also assists small private and public companies with their operational and financing needs.

(b)	Business of Issuer.

We intend to devote substantially all of our efforts on continuing to grow our operations in the securities investment and financial consulting sectors.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

Liquidity and Capital Resources

We are focused on continuing to grow our business in the securities investment and financial consulting sectors.  As such, our principal business objective for the next twelve (12) months will be to continue to grow our operations in the securities investment and financial consulting sectors. Effective April 1, 2011, the Company determined that it has emerged from its development stage and is therefore no longer presenting development stage financial information.

As of August 19, 2011, we had cash on hand of $85,614 and current liabilities of $56,581.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We anticipate that we will require a minimum of $125,000 to fund our continued operations for the next twelve months. Of the $125,000, we anticipate that we will spend $50,000 on legal fees, $20,000 on auditor fees, $10,000 on transfer agent fees, $18,000 for the use of an office, $15,000 on outside consultants and $12,000 for general office use.

Net cash provided by (used in) operating activities.  During the six months ended June 30, 2011, net cash provided by operating activities was $21,501.  The cash flow provided by operating activities in the six months ended June 30, 2011 was primarily the result of accounts payable.

Net cash provided by (used in) investing activities. During the six months ended June 30, 2011, net cash provided by investing activities was $0.

Net cash provided by (used in) financing activities. During the six months ended June 30, 2011, net cash provided by financing activities was $3,508.  This net cash provided by financing activities was due to advances from related parties.

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

Results of Operations

                For the three months ended June 30, 2011, our total revenue was $11,395 and for the six months ended June 30, 2011 our total revenue was $50,706.  The aforementioned results were attributable to our realized gain on Forex trading. During these periods our stock trading activities resulted in a return on investment in excess of 20% and our foreign exchange investment trading resulted in a return on investment in excess of 17%.

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-Q due to limited reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

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

                None.

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

Azaz Capital Corp.

Dated: August 22, 2011	By:	/s/ Robert Weber
Robert Weber
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Secretary, Treasurer, and Director